Form 10-Q
period 1996-03-30
UNITED TRANSNET INC
filed 1996-05-10
CIK 1002223

                UNITED STATE SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

(Mark One)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 30, 1996
                                    --------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ------------------   ---------------------

                            Commission File 1-14134
                                            -------


                             UNITED TRANSNET, INC.
        -----------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


         Delaware                                            58-2198204
- -------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                         Identification Number)


1080 Holcomb Bridge Road, Building 200, Suite 140, Roswell, Georgia    30076
- -------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)


                                 (770) 518-1180
- -------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                 Not Applicable
- --------------------------------------------------------------------------------
 (Former name, former address, and former fiscal year, if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X   No
                                        ----     ----

Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

           Class                           Shares outstanding at May 7, 1996
- -----------------------------              ---------------------------------
Common Stock, $.001 par value                          9,079,021


                       Exhibit Index located on page 12.

                             UNITED TRANSNET, INC.
                                     INDEX





                                                                         Page No.
                                                                         --------
PART I   FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

         Consolidated Balance Sheets
         as of March 30, 1996 and December 31, 1995                         1

         UNITED TRANSNET, INC.
         For the Three Months Ended March 30, 1996 and
         COMBINED FOUNDING COMPANIES
         For the Three Months Ended March 31, 1995
         Consolidated Statements of Operations                              2

         UNITED TRANSNET, INC.
         For the Three Months Ended March 30, 1996 and
         COMBINED FOUNDING COMPANIES
         For the Three Months Ended March 31, 1995
         Consolidated Statements of Cash Flows                              3

         Consolidated Statements of Stockholders' Equity
         as of March 30, 1996                                               4

         Notes to the Consolidated Financial Statements                     5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                7

PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 10

Item 2.  Changes in Securities                                             10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders               10

Item 5.  Other Information                                                 10

Item 6.  Exhibits and Reports on Form 8-K                                  10


                             UNITED TRANSNET, INC.
                          CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)

                                                                     March 30,         December 31,
                                                                       1996                1995
                                                                     ---------         ------------

                                                              (Thousands of dollars, except share information)
ASSETS
Current assets
  Cash and cash equivalents                                          $    1,350        $     2,330
  Accounts receivable, less allowance of $383 for March 30, 1996
    and $654 for December 31, 1995                                       21,703             20,512
  Short-term investments                                                     32                  2
  Prepaids and other assets                                               3,524              2,644
  Income taxes receivable                                                   202                198
                                                                     ----------        -----------
    Total current assets                                                 26,811             25,686
Property and equipment, net                                               9,681             10,332
Goodwill, net                                                            16,120             16,429
Other intangible assets, net                                              7,908              8,340
Other assets                                                              5,555              5,661
Deferred tax assets                                                       2,974              3,982
                                                                     ----------        -----------

TOTAL ASSETS                                                         $   69,049        $    70,430
                                                                     ==========        ===========


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Short-term debt                                                    $      177        $     1,500
  Dividends payable                                                         402                402
  Accounts payable                                                        8,441              9,105
  Accrued liabilities                                                     8,115             13,644
  Income taxes payable                                                      705                727
  Deferred tax liabilities                                                   76                 76
                                                                     ----------        -----------
    Total current liabilities                                            17,916             25,454
Long-term debt, net of current maturities                                23,210             24,811
Deferred compensation                                                       451                487
Other liabilities                                                         3,477              3,501
                                                                     ----------        -----------

TOTAL LIABILITIES                                                        45,054             54,253
                                                                     ----------        -----------
                                          SHARE INFORMATION
Stockholders' equity                      1996         1995
                                      -------------------------
Preferred stock:
  Par value                           $     0.001  $     0.001
  Shares authorized                     1,000,000    1,000,000
  Shares issued and outstanding              -            -                  -                  -
Common stock:
  Par value                           $     0.001  $     0.001
  Shares authorized                    25,000,000   25,000,000
  Shares issued and outstanding         9,079,021    8,617,222                9                  9
Paid-in capital                                                          20,866             14,664
Retained earnings                                                         3,120              1,504
                                                                     ----------         ----------
TOTAL STOCKHOLDERS' EQUITY                                               23,995             16,177

Commitments and contingencies                                                 -                  -
                                                                     ----------        -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $   69,049        $    70,430
                                                                     ==========        ===========

  See notes to consolidated financial statements

                            UNITED TRANSNET, INC.
                 For the Three Months Ended March 30, 1996 and
                          COMBINED FOUNDING COMPANIES
                   For the Three Months Ended March 31, 1995
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                               For the Three Months Ended
                                              March 30,            March 31,
                                                 1996                1995
                                           ---------------     --------------
                                 (Thousands of dollars, except per share information)
Net revenues                                 $   66,255        $     60,100

Cost of delivery                                 48,532              43,656
                                             ----------        ------------

    Gross profit                                 17,723              16,444

Selling, general and administrative expenses     13,657              12,770

Amortization of intangible assets                   747                 805
                                             ----------        ------------

    Operating income                              3,319               2,869

Other income (expense)
    Interest expense                               (629)             (1,214)
    Interest income and other, net                   21                  57
                                             ----------        ------------
Income before income taxes                        2,711               1,712

Provision for income taxes                        1,095                 268
                                             ----------        ------------
Net income                                        1,616               1,444

    Warrant accretion                              -                   (527)
                                             ----------        ------------

Net income available for common stockholders $    1,616        $        917
                                             ==========        ============


Earnings per common share:

     Net income                              $     0.18
                                             ==========


UNAUDITED PRO FORMA INFORMATION:
    Net income before income taxes                             $      1,712
    Provision for income taxes                                          779
                                                               ------------
    Net income                                                 $        933
                                                               ============
Earnings per common share:
    Net income before income taxes                             $       0.22
    Provision for income taxes                                         0.10
                                                               ------------
     Net income available for common stockholders              $       0.12
                                                               ============

Weighted average shares outstanding           9,212,186           7,805,409
                                             ==========        ============




See notes to consolidated financial statements

                             UNITED TRANSNET, INC.
                 For the Three Months Ended March 30, 1996 and
                          COMBINED FOUNDING COMPANIES
                   For the Three Months Ended March 31, 1995
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                                        For the Three Months Ended
                                                                     March 30,              March 31,
                                                                        1996                  1995
                                                                     --------------------------------
                                                                          (Thousands of dollars)
 CASH FLOWS FROM OPERATING ACTIVITIES
   Net Income                                                        $  1,616           $  1,444
   Adjustments to reconcile net income to net cash provided
     by (used in) operating activities
     Depreciation and amortization                                        797                910
     Provision for bad debts                                             (108)                29
     Amortization of goodwill and other intangible asset                  747                805
     Amortization of discount on long-term debt                            -                 221
     Deferred income taxes                                              1,008                375
     Change in operating assets and liabilities:
       Accounts receivable                                             (1,083)             2,467
       Prepaid & other assets, current and noncurrent                    (774)             1,986
       Income tax receivable                                               (4)              -
       Accounts payable                                                  (664)            (1,215)
       Accrued liabilities                                             (5,555)              (514)
       Income taxes payable                                               (20)                20
       Deferred compensation                                              (36)               (30)
                                                                     --------           --------
           Net cash provided by (used in) operating activities         (4,076)             6,498
                                                                     --------           --------

 CASH FLOWS FROM INVESTING ACTIVITIES
   Capital expenditures, net of disposals                                (146)              (644)
   Purchase of short term investments                                     (30)              (100)
   Purchase of companies, net of cash acquired                             (6)               (42)
                                                                     --------           --------
           Net cash used in investing activities                         (182)              (786)
                                                                     --------           --------


 CASH FLOWS FROM FINANCING ACTIVITIES
   Net decrease in line of credit                                      (1,550)            (1,275)
   Payments of debt                                                    (1,374)            (1,629)
   Distributions to stockholder                                            -              (1,776)
   Net transactions with Lanter                                            -                (466)
   Exercise of common stock options                                        20                 -
   Issuance of common stock pursuant to overallotment option            6,182                 -
                                                                     --------            -------
         Net cash provided by (used in) financing activities            3,278             (5,146)
                                                                     --------           --------
 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (980)               566
 CASH AND CASH EQUIVALENTS                                              2,330              4,020
                                                                     --------            -------
   Beginning of period
                                                                     $  1,350            $ 4,586
   End of period                                                     ========            =======


 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash paid during the quarter for
     Interest                                                        $    252            $   602
     Income taxes                                                         110                166


   See notes to consolidated financial statements

                             UNITED TRANSNET, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                  (Unaudited)



                                         Common Stock
                                       ----------------  Paid-in   Retained
                                        Shares   Amount  Capital   Earnings    Total
                                      ---------- ------- -------  ----------  --------
                                      (Thousands of dollars except share information)
  Balance at December 31, 1995        8,617,222     $9   $14,664     $1,504   $16,177

  Exercise of common stock options        3,399      -        20        -          20
  Exercise of overallotment option      458,400      -     6,182        -       6,182
  Net income                               -         -       -        1,616     1,616
                                      ---------   -----  -------     ------   -------
  Balance at March 30, 1996           9,079,021     $9   $20,866     $3,120   $23,995
                                      =========   =====  =======     ======   =======


                               UNITED TRANSNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1 - Business and Organization

United TransNet, Inc. (the "Company") provides scheduled and unscheduled ground and air delivery services for local, regional, national, and international shipments and offers same-day and next-day delivery options. Primary customers of the Company are financial institutions, pharmaceutical companies and automotive parts suppliers.

The Company was formed by the mergers (the "Mergers") of CDG Holding Corp. and its operating subsidiary, Courier Dispatch Group, Inc. (collectively "Courier Dispatch"); Tricor America, Inc. ("Tricor"); Film Transit, Incorporated ("Film Transit"); Lanter Courier Corporation ("Lanter"); Salmon Acquisition Corporation and its operating subsidiary, Sunbelt Courier, Inc. (collectively "Sunbelt"); and 3D Distribution Systems, Inc. and its affiliated corporations and subsidiaries (collectively "3D") (collectively the "Founding Companies"). Under the merger agreements, all outstanding shares of the Founding Companies' capital stock were converted into shares of the Company's Common Stock concurrent with the consummation of the initial public offering of such Common Stock. The Founding Companies are considered predecessor companies to the Company. The Mergers were accounted for in a manner similar to poolings-of-interest and, accordingly, the assets and liabilities of the Founding Companies were transferred at their historical amounts. Prior to the Mergers, the Company had no significant transactions or operations.

Note 2 - Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements in this report have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial positions and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. These statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

On January 16, 1996, the Company changed its fiscal year end from December 31 to the last Saturday in December, beginning with the fiscal year ending December 28, 1996. Each of the Company's fiscal quarters will end on the last Saturday of the last month of each calendar quarter, beginning with the fiscal quarter ending March 30, 1996. Results of operations for the three months ended March 30, 1996 are not necessarily indicative of the results of operations for the year ending December 28, 1996 or any interim periods.

There have been no changes to the accounting policies of the Company during the periods presented. For description of these policies, see Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

Certain of the Founding Companies were S Corporations during the period ended March 31, 1995 and, accordingly were not subject to corporate income taxes. The unaudited pro forma information is presented for the purpose of reflecting a provision for income taxes as if all of the Founding Companies had been subject to income tax for all periods presented, calculated in accordance with FAS 109, based on tax laws that were in effect during the respective periods.

Note 3 - Earnings Per Common Share

Earnings per common share for the period ending March 30, 1996 was computed based on the weighted average of common and common equivalent shares outstanding during the period. Pro forma earnings per common share for the period ending March 31, 1995 was computed based on common equivalent shares outstanding as if the Mergers and common stock offering had been consummated.

                             UNITED TRANSNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (CONTINUED)



Note 4 - Combined Founding Companies

The Combined Founding Companies collectively are considered predecessors to the Company. The following table provides a reconciliation to the Combined Founding Companies Consolidated Statement of Operations for the three months ended March 31, 1995.



                                                    COMBINED FOUNDING COMPANIES
                                             For the Three Months Ended March 31, 1995
                                               CONSOLIDATED STATEMENT OF OPERATIONS
                                                            (Unaudited)

                                          CDG         3D            Film      The Districts of    Salmon      Tricor     Combined
                                        Holding  Distribution      Transit         Lanter      Acquisition    America    Founding
                                         Corp.   Systems, Inc.   Incorporated  Courier Corp.      Corp         Inc.      Companies
                                        -------  -------------   ------------  --------------- -----------   --------   ----------
                                                                         (Thousands of dollars)
  Net revenues                        $ 32,290   $  3,692         $  5,694       $  5,529       $  3,991     $  8,904    $ 60,100

  Cost of delivery                      23,613      2,567            3,966          4,134          3,074        6,302      43,656
                                      --------   --------         --------       --------       --------      -------    --------

      Gross profit                       8,677      1,125            1,728          1,395            917        2,602      16,444

  Selling, general and
       administrative expenses           6,930        966            1,647            970            553        1,704      12,770

  Amortization of intangible assets        626        -               -                95             75            9         805
                                      --------   --------         --------       --------       --------      -------    --------
      Operating income                   1,121        159               81            330            289          889       2,869

  Other income (expense)
      Interest expense                  (1,032)       (21)             (11)          -              (107)         (43)     (1,214)
      Interest income and other, net       -          -                  9           -                 7           41          57
                                      --------   --------         --------       --------       --------      -------    --------
  Income before income taxes and
       extraordinary items                  89        138               79            330            189          887       1,712

  Provision for income taxes                98         58               33           -                79          -           268
                                      --------   --------         --------       --------       --------      -------    --------

  Net income (loss)                         (9)        80               46            330            110          887       1,444

      Warrant accretion                   (527)       -               -              -               -            -          (527)
                                      --------   --------         --------       --------       --------      -------    --------
  Net income (loss) available for
      common stockholders             $   (536)  $     80         $     46       $    330       $    110      $   887    $    917
                                      ========   ========         ========       ========       ========      =======    ========




  UNAUDITED PRO FORMA INFORMATION:
      Net Income before income taxes  $     89   $    138         $     79       $    330       $    189     $    887    $  1,712
      Provision for income taxes            98         58               33            138             79          373         779
                                      --------   --------         --------       --------       --------     --------    --------

      Net income (loss)               $     (9)  $     80         $     46       $    192       $    110     $    514    $    933
                                      ========   ========         ========       ========       ========     ========    ========


                             UNITED TRANSNET, INC.
              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report. Simultaneously with the closing of the Company's initial public offering in December 1995, separate wholly-owned subsidiaries of the Company merged with each of the six Founding Companies. Prior to the Mergers, each of the Founding Companies operated as a separate independent entity. For the three month period ended March 31, 1995, the Combined Financial Statements include the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. As a result, combined results may not be comparable to or indicative of future performance.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1995 AND MARCH 30, 1996

     The following table sets forth various items as a percentage of revenues:


                                                 For the Three Months Ended
                                                March 30,         March 31,
                                                  1996              1995
                                                -----------       ----------
Net revenue                                          100.0%           100.0%
Cost of delivery                                      73.3%            72.6%
                                                -----------       ----------
Gross profit                                          26.7%            27.4%
Selling, general and administrative expenses          20.6%            21.3%
Amortization                                           1.1%             1.3%
                                                -----------       ----------
Operating income                                       5.0%             4.8%
Interest expense                                       0.9%             2.0%
Interest income and other, net                         0.0%             0.1%
                                                -----------       ----------

Income before income taxes                             4.1%             2.9%
                                                ===========       ==========

Net revenues increased 10.2% to $66.3 million for the three months ended March 30, 1996 from $60.1 million for the three months ended March 31, 1995. Of this $6.2 million net increase, $2.0 million was attributable to acquisitions made by Courier Dispatch in the Upper Midwest and Western regions in May 1995. The remaining net increase was primarily attributable to internal growth through additions to the customer base and increases in business with existing customers.

Cost of delivery increased 11.2% to $48.5 million for the three months ended March 30, 1996 from $43.7 million for the three months ended March 31, 1995.
Of this $4.9 million increase, $1.6 million was attributable to acquisitions made by Courier Dispatch in the Upper Midwest and Western regions in May 1995. Cost of delivery as a percentage of revenues increased to 73.3% for the three months ended March 30, 1996 from 72.6% for the three months ended March 31, 1995. This deterioration in margin was attributable to a loss of conjunctive business in the Florida and Upper Midwest regions, although offset by a smaller increase at the Iowa and Wisconsin districts of the Upper Midwest region. Additionally, hourly

                             UNITED TRANSNET, INC.
              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)



rate increases for drivers in the range of $0.25 to $0.50 per hour were extended in the Upper Midwest, Midatlantic and Southeast regions.

Selling, general and administrative expenses increased 6.9% to $13.7 million for the three months ended March 30, 1996 from $12.8 million for the three months ended March 31, 1995. The $0.9 million increase is a result of the following: (i) Courier Dispatch's 1995 acquisitions, (ii) organizational changes at the Company as a result of the initial public offering (the "Offering"), and (iii) increases required to support higher levels of revenue.

Amortization of intangibles decreased to $0.7 million for the three months ended March 30, 1996 from $0.8 million for the three months ended March 31, 1995. This decrease is attributable to non-competition agreements being fully amortized at December 31, 1995.

Interest expense decreased to $0.6 million for the three months ending March 30, 1996 from $1.2 million for the three months ended March 31, 1995. The decrease is a result of the use of the Offering proceeds to repay a portion of the indebtedness of the Company.

The effective tax rate was 40.3% for the three months ended March 30, 1996 compared to a pro forma effective tax rate of 45.5% for the three months ended March 31, 1995. The decrease is the result of relatively constant federal nontaxable items and a decrease in state nontaxable items creating disproportionately higher taxable income for the three months ended March 31, 1995, as compared to the three months ended March 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 30, 1996, net cash used by operating activities was $4.1 million. Cash used in investing activities was $0.2 million, which primarily consisted of capital expenditures. Cash provided by financing activities was $3.3 million which primarily consisted of net proceeds from the issuance of common stock totaling $6.2 million, net of interest and underwriting discounts and commissions, and the repayment of debt totaling $2.9 million. The repayment of debt was for that incurred by Courier Dispatch for acquisitions of companies in 1995 and included payments made on the Company's revolving line of credit.

On April 12, 1996 the Company entered into a $50.0 million credit agreement (the "Credit Agreement") with a syndicate of banks led by First Union National Bank of Georgia ("First Union"). The agreement provides a credit facility of $50.0 million to the Company to refinance the $35.0 million credit agreement the Company entered into with First Union (the "Bridge Credit Agreement") to provide bridge financing to the Company during the period between the closing of the Offering and the date the Credit Agreement was entered into, and to fund acquisitions, provide working capital and for other general corporate purposes.

The Credit Agreement provides for a revolving line of credit of $50.0 million which terminates and, at the Company's election, converts to a term facility on December 20, 1998, whereupon the outstanding indebtedness will be fully amortized and repaid over the succeeding three years. Under the Credit Agreement, First Union (for itself and as an agent for other participating lenders) holds a first priority security interest on the Company's and its subsidiaries' accounts and accounts receivable, a negative

                             UNITED TRANSNET, INC.
              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (continued)


pledge with respect to the Company's and its subsidiaries' remaining assets and a pledge of the stock of the Company's subsidiaries. Also, successive borrowings by the Company will be subject to the continued accuracy of certain representations and warranties set forth in the Credit Agreement. Interest rates under the Credit Agreement are determined, at the option of the Company, at either First Union's prime rate (or, if greater, the federal funds rate plus 0.5%) plus an applicable margin of between 0.0% and 0.625% or LIBOR plus an applicable margin of between 0.75% and 1.75%, in each case based upon the ratio of the Company's consolidated debt to earnings before interest, taxes and amortization.

The Credit Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. These covenants include, among others, maintenance of business, compliance with laws and agreements and limitations on additional indebtedness, encumbrances, advances, investments and sales of assets, as well as requirements to maintain certain financial ratios. In particular, lender consent is required for acquisitions, except for acquisitions of businesses substantially in the business of the Company and its subsidiaries if the consideration does not exceed cash in excess of $5 million or cash or cash and other consideration in excess of $10.0 million (which limits will be reduced during the period prior to January 1, 1997 if certain financial tests are not met).

The Company had approximately $26.9 million in total funded debt as of April 27, 1996, and as of that date approximately $21.9 million was available for borrowing under the Credit Agreement based upon pro forma leverage ratios after giving effect to the sale of approximately $6.2 million of Common Stock pursuant to the underwriters' overallotment option which was exercised in January 1996.

Management believes that operating cash flow and credit resources available under the Credit Agreement will be adequate to make the repayments of indebtedness described herein and to meet the cash needs of the Company which the Company anticipates over the next three years. The Company has no material commitments for capital expenditures. Although the Company desires to issue shares of Common Stock as its primary method of financing acquisitions, it anticipates that additional funds may be required to implement successfully its acquisition program, and will use various methods to finance acquisitions, including the payment of cash, for this purpose.

                             UNITED TRANSNET, INC.
                          PART II - OTHER INFORMATION



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings - Not Applicable

Item 2.  Changes in Securities - None

Item 3   Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K


         a.   The exhibits files as part of this Report are as follows:

              11     Statement Re Computation of Per Share Earnings

              27     Financial Data Schedules


         b.   Reports on Form 8-K

              The Registrant filed a Current Report on Form 8-K on January 30, 1996, announcing a change in the Registrant's fiscal year end from December 31 to the last Saturday in December.

                             UNITED TRANSNET, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                  Date: May 10, 1996
                        ---------------------------------------------------




                        UNITED TRANSNET, INC.
                        ----------------------------------------------------
                        Registrant



                  By:   /s/ Ronald J. Barowski
                        ----------------------------------------------------
                        Ronald J. Barowski
                        Executive Vice President and Chief Financial Officer

                             UNITED TRANSNET, INC.


                               INDEX TO EXHIBITS





Exhibit Number  Description                                     Page
- --------------  ----------------------------------------------  ----

      11        Statement Re Computation of Per Share Earnings    13

      27        Financial Data Schedules                          14