Form 10-Q
period 1996-06-29
UNITED TRANSNET INC
filed 1996-08-13
CIK 1002223

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q
(Mark One):
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the quarterly period ended June 29, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934.

     For the transition period from ________________ to _____________________


                         Commission File Number: 1-14134


                              UNITED TRANSNET, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                         58-2198204
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification No.)



1080 Holcomb Bridge Road, Building 200, Suite 140, Roswell, Georgia     30076
(Address of principal executive offices)                             (Zip Code)


                                 (770) 518-1180
              (Registrant's telephone number, including area code)


                                 Not Applicable
              (Former name, former address, and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

         Yes  X            No __


Indicate the number of shares outstanding of each of the issuer's common stock, as of the latest practicable date.

             Class                     Shares outstanding at August 7, 1996
- ---------------------------------  -------------------------------------------
Common Stock, $.001 par value                       9,380,946

                        Exhibit Index located on page 19

                              UNITED TRANSNET, INC.
                                      INDEX





                                                                       Page No.

Part I     Financial Information

Item 1.    Consolidated Financial Statements

           Consolidated Balance Sheets
           as of June 29, 1996 and December 31, 1995                        1

           UNITED TRANSNET, INC.
           For the  Three and Six  Months  Ended  June 29,  1996 and
           COMBINED FOUNDING  COMPANIES For the Three and Six Months
           Ended June 30, 1995
           Consolidated Statements of Operations                            2

           UNITED TRANSNET, INC.
           For the Six  Months  Ended  June 29,  1996  and  COMBINED
           FOUNDING COMPANIES For the Six Months Ended June 30, 1995
           Consolidated Statements of Cash Flows                            3

           Consolidated Statements of Stockholders' Equity
           as of  June 29, 1996                                             4

           Notes to the Consolidated Financial Statements                   5

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                             10


Part II      Other Information

Item 1.      Legal Proceedings                                             15

Item 2.      Changes in Securities                                         15

Item 3.      Defaults Upon Senior Securities                               15

Item 4.      Submission of Matters to a Vote of Security Holders           15

Item 5.      Other Information                                             16

Item 6.      Exhibits and Reports on Form 8-K                              16


                              UNITED TRANSET, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                    June 29,              December 31,
                                                                                     1996                     1995
                                                                                  (Unaudited)              (Audited)
                                                                             (Thousands of dollars, except share information)

ASSETS
Current assets
      Cash and cash equivalents                                                   $   1,632               $   2,330
      Accounts receivable, less allowance of $536 for June 29, 1996
           and $654 for December 31, 1995                                            26,757                  20,512
      Short-term investments                                                              -                       2
      Prepaids and other assets                                                       5,336                   2,644
      Income taxes receivable                                                           487                     198
      Deferred tax asset                                                                444                       -
                                                                                  ---------               ---------
           Total current assets                                                      34,656                  25,686
Property and equipment, net                                                           9,633                  10,332
Goodwill, net                                                                        27,999                  16,429
Other intangible assets, net                                                          7,658                   8,340
Other assets                                                                          7,324                   5,661
Deferred tax assets                                                                   3,255                   3,982
                                                                                  ---------               ---------
Total assets                                                                      $  90,525               $  70,430
                                                                                  =========               =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
      Short-term debt                                                             $   1,343               $   1,500
      Dividends payable                                                                   -                     402
      Accounts payable                                                               11,637                   9,105
      Accrued liabilities                                                            11,059                  13,644
      Income taxes payable                                                              130                     727
      Deferred tax liabilities                                                          132                      76
           Total current liabilities                                                 24,301                  25,454
                                                                                  ---------               ---------
Long-term debt, net of current maturities                                            30,276                  24,811
Deferred compensation                                                                 1,969                     487
Other liabilities                                                                     4,359                   3,501
                                                                                  ---------               ---------
Total liabilities                                                                    60,905                  54,253
                                                                                  ---------               ---------
                                                           Share Information
Stockholders' equity                                     1996           1995
                                                      ---------     ---------

Preferred stock:
      Par value                                          $0.001        $0.001
      Shares authorized                               1,000,000     1,000,000
      Shares issued and outstanding                           -             -             -                       -
Common stock:
      Par value                                         $ 0.001        $0.001
      Shares authorized                              25,000,000    25,000,000
      Shares issued and outstanding                   9,377,448     8,617,222             9                       9
Paid-in capital                                                                      26,905                  14,664
Retained earnings                                                                     2,706                   1,504
                                                                                  ---------               ---------
Total stockholders' equity                                                           29,620                  16,177
                                                                                  ---------               ---------
Commitments and contingencies                                                             -                       -
Total liabilities and stockholders' equity                                        $  90,525               $  70,430
                                                                                  =========               =========

                 See notes to consolidated financial statements


                              UNITED TRANSNET, INC.
              For the Three and Six Months Ended June 29, 1996 and
                           COMBINED FOUNDING COMPANIES
                 For the Three and Six Months Ended June 30, 1995
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three Months Ended   For the Six Months Ended
                                                        June 29       June 30,        June 29.       June 30,
                                                        1996           1995            1996           1995
                                                     ----------     ----------      ----------      ---------
                                                    (Unaudited)    (Unaudited)      (Unaudited)     (Audited)
                                                         (Thousands of dollars, except share information)

Net revenues                                         $   71,511     $   63,570      $  137,766    $   123,670
Cost of delivery                                         53,845         46,181         102,377         89,837
                                                     ----------     ----------      ----------    -----------
    Gross profit                                         17,666         17,389          35,389         33,833
Selling, general and administrative expenses             16,928         13,800          30,585         26,570
Amortization of intangible assets                           807            810           1,554          1,615
                                                     ----------     ----------      ----------    -----------
    Operating income                                        (69)         2,779           3,250          5,648
Other income (expense)
    Interest expense                                       (799)        (1,314)         (1,428)        (2,528)
    Interest income and other, net                           17             66              38            122
                                                     ----------     ----------      ----------    -----------
Income (Loss) before income taxes                          (851)         1,531           1,860          3,242
Provision (benefit) for income taxes                       (356)           414             739            682
                                                     ----------     ----------      ----------    -----------
Net income (loss)                                          (495)         1,117           1,121          2,560

    Warrant accretion                                         -         (3,430)              -         (3,957)
                                                     ----------     ----------      ----------    -----------
Net income (loss) available for common stockholders  $     (495)    $   (2,313)     $    1,121    $    (1,397)
                                                     ==========     ==========      ==========    ===========
Earnings (Loss) per common share:
     Net income (loss)                               $    (0.05)                    $     0.12

Unaudited pro forma information:
    Net income before income taxes                                  $    1,531                    $     3,242
    Provision for income taxes                                      $    1,016                    $     1,795
                                                                    ----------                    -----------
    Net income                                                      $      515                    $     1,447
                                                                    ==========                    ===========

Earnings per common share:
    Net income before income taxes                                  $     0.20                    $      0.42
    Provision for income taxes                                      $     0.13                    $      0.23
                                                                    ----------                    -----------
     Net income                                                     $     0.07                    $      0.19


Weighted average shares outstanding                   9,228,116      7,805,409       9,349,593      7,805,409
                                                     ==========     ==========      ==========    ===========


                 See notes to consolidated financial statments

                              UNITED TRANSNET, INC.
                   For the Six Months Ended June 29, 1996 and
                           COMBINED FOUNDING COMPANIES
                     for the Six Months Ended June 30, 1995
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  For the Six Months Ended
                                                                                 June 29,          June 30,
                                                                                   1996              1995
                                                                               -----------         ---------
                                                                               (Unaudited)         (Audited)

Cash flows from operating activities
    Net income                                                                  $  1,121          $  2,560
    Adjustments to reconcile net income to net cash provided
         by (used in) operating activities
         Depreciation and amortization                                             1,521             1,774
         Provision for bad debts                                                      25                44
         Amortization of goodwill and other intangible assets                      1,554             1,615
         Amortization of discount on long-term debt                                   --               484
         Deferred income taxes                                                       950               331
         Loss on sale of assets                                                       --                28
         Non-cash employee compensation                                               --               647
         Change in operating assets and liabilities:
              Accounts receivable                                                 (4,717)             (724)
              Prepaid & other assets, current and noncurrent                      (4,284)            1,181
              Income tax receivable                                                  (45)               --
              Accounts payable                                                     2,250             1,374
              Accrued liabilities                                                 (3,259)           (2,836)
              Dividend payable                                                      (402)               --
              Income taxes payable                                                  (642)               91
              Deferred compensation                                                1,482               (62)
                                                                                 -------           -------
                  Net cash provided by (used in) operating activities             (4,446)            6,507
                                                                                 -------           -------
Cash flows from investing activities
    Capital expenditures, net of disposals                                          (443)           (1,804)
    Sale (purchase) of short term investments                                          2              (100)
    Purchase of companies, net of cash acquired                                  (12,716)           (3,502)
                                                                                 -------           -------
                  Net cash used in investing activities                          (13,157)           (5,406)
                                                                                 -------           -------
Cash flows from financing activities
    Net increase (decrease) in line of credit                                      6,428              (725)
    Payments of debt                                                              (1,689)           (3,680)
    Proceeds from issuance of debt                                                    --             5,609
    Distributions to stockholder                                                      --            (1,025)
    Net transactions with Lanter                                                      --            (1,144)
    Exercise of common stock options                                                  84                --
    Issuance of common stock pursuant to overallotment option                      6,182                --
    Issuance of common stock in connection with business combinations              5,900                --
                                                                                 -------           -------
                  Net cash provided by (used in) financing activities             16,905              (965)
                                                                                 -------           -------
Net increase (decrease) in cash and cash equivalents
Cash and cash equivalents                                                           (698)              136
    Beginning of period                                                            2,330             4,019
    End of period                                                                $ 1,632           $ 4,155
                                                                                 =======           =======
Supplemental disclosure of cash flow information
    Cash paid during the period for
         Interest                                                                $  1437           $ 1,405
         Income taxes                                                                325               330
Disclosure of noncash investing and financing activities
    Net transfers of property                                                         --               (26)
    Note receivable from related party                                                --               115
    Stock grants to key employees                                                                      647
Supplemental  schedule  of  noncash investing  and financing activities
    In connection with a Founding Company's acquisitions, liabilities were assumed as follows:
         Fair value of aasets acquired                                                               3,150
         Cash paid for capital stock and assets                                                     (2,881)
                                                                                                   -------
              Liabilities assumed                                                                      269
    In connection with United TransNet's acquisitions, liabilities were                            =======
         assumed as follows:
         Fair value of assets acquired                                           $14,289
         Proceeds paid for capital stock and assets                              (12,731)
                                                                                 -------
              Liabilities assumed                                                $ 1,558
                                                                                 =======

                See notes to consolidated financial statements




                              UNITED TRANSNET, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                                             Common Stock
                                                          -------------------        Paid-in        Retained
                                                          Shares       Amount        Capital        Earnings       Total
                                                          ------       ------        -------        --------       -----
                                                                (Thousands of dollars except share information)

      Balance at December 31, 1995 (Audited)            8,617,222         $9         $14,664         $1,504       $16,177

      (Unaudited)
      Stockholders' equity of pooled acquisition
           not restated                                    58,252          -              75             81           156
      Common stock issued for purchase
           accounting acquisitions                        226,921          -           5,900              -         5,900
      Exercise of common stock options                     16,653          -              84              -            84
      Exercise of overallotment option                    458,400          -           6,182              -         6,182
      Net income                                                -          -               -          1,121         1,121
                                                        ---------      -----         -------         ------       -------


      Balance at June 29, 1996                          9,377,448         $9         $26,905         $2,706       $29,620
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

The Company was formed by the mergers (the "Mergers") of CDG Holding Corp. and its operating subsidiary, Courier Dispatch Group, Inc. (collectively "Courier Dispatch"); Tricor America, Inc. ("Tricor"); Film Transit, Incorporated ("Film Transit"); Lanter Courier Corporation ("Lanter"); Salmon Acquisition Corporation and its operating subsidiary, Sunbelt Courier, Inc. (collectively "Sunbelt"); and 3D Distribution Systems, Inc. and its affiliated corporations and subsidiaries (collectively "3D") (collectively the "Founding Companies"). Under the merger agreements, all outstanding shares of the Founding Companies' capital stock were converted into shares of the Company's Common Stock concurrent with the consummation of the initial public offering ("Offering") of such Common Stock. The Founding Companies are considered predecessor companies to the
Company. The Mergers were accounted for in a manner similar to poolings-of-interest and, accordingly, the assets and liabilities of the Founding Companies were transferred at their historical amounts. Prior to the Mergers, the Company had no significant transactions or operations.

Note 2 - Basis of Presentation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements for the three and six months ended June 29, 1996 and for the three months ended June 30, 1995 included in this report have not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the financial positions and results of operations for the interim periods have been made. All such adjustments are of a normal recurring nature. Results of operations for the three and six months periods ended June 29, 1996 are not necessarily indicative of the results of operations for the year ending December 28, 1996 or any interim periods. While certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission, the Company believes that the disclosures herein are adequate to make the information presented not misleading. These statements should be read in conjunction with the Company's 1995 Annual Report on Form 10-K.

On January 16, 1996, the Company changed its fiscal year end from December 31 to the last Saturday in December, beginning with the fiscal year ending December 28, 1996. Each of the Company's fiscal quarters will end on the last Saturday of the last month of each calendar quarter.

There have been no changes to the accounting policies of the Company during the periods presented. For a description of these policies, see Note 1 of the Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                              UNITED TRANSNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 2 - Basis of Presentation (continued)

Certain of the Founding Companies were S corporations during the period ended June 30, 1995 and, accordingly were not subject to corporate income taxes. The unaudited pro forma information is presented for the purpose of reflecting a provision for income taxes as if all of the Founding Companies had been subject to income tax for all periods presented, calculated in accordance with Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, based on tax laws that were in effect during the respective periods.


Note 3 - Earnings/(Loss) Per Common Share

Earnings/(Loss) per common share for the three and six month periods ending June 29, 1996 were computed based on the weighted average of common and common equivalent shares outstanding during the periods. Pro forma earnings per common share for the three and six months periods ending June 30, 1995 were computed based on common equivalent shares outstanding as if the Mergers and Offering had been consummated.

                              UNITED TRANSNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)

Note 4 - Combined Founding Companies

The Combined Founding Companies collectively are considered predecessors to the Company. The following tables provide a reconciliation to the Combined Founding Companies' Consolidated Statements of Operations for the three and six months ended June 30, 1995.


                           COMBINED FOUNDING COMPANIES
                     For the Three Months Ended June 30, 1995
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                          CDG          3D           Film       The Districts of    Salmon      Tricor     Combined
                                        Holding   Distribution     Transit         Lanter        Acquisition   America    Founding
                                         Corp.    Systems, Inc.  Incorporated    Courier Corp.      Corp.        Inc.     Companies
                                        -------   -------------  ------------  ----------------  -----------   -------    ---------
                                                                      (Thousands of dollars)

Net revenues                            $ 34,529      $ 3,730      $ 5,991         $ 5,641        $ 4,260      $ 9,419      63,570

Cost of delivery                          25,618        2,568        3,899           4,147          3,351        6,598      46,181
                                        --------      -------      -------         -------        -------      -------    --------
  Gross profit                             8,911        1,162        2,092           1,494            909        2,821      17,389

Selling, general and
   administrative expenses                 7,568        1,117        1,888             983            561        1,683      13,800

Amortization of intangible assets            630            -            -              96             75            9         810
                                        --------      -------      -------         -------        -------      -------    --------
  Operating income                           713           45          204             415            273        1,129       2,779

Other income (expense)
  Interest expense                        (1,113)         (17)         (14)              -           (107)         (63)     (1,314)
  Interest income and other, net               -            -           17               -              8           41          66
                                        --------      -------      -------         -------        -------      -------    --------
Income before income taxes                  (400)          28          207             415            174        1,107       1,531

Provision (benefit) for income taxes         271          (22)          78               -             87            -         414
                                        --------      -------      -------         -------        -------      -------    --------

Net income (loss)                           (671)          50          129             415             87        1,107       1,117

  Warrant accretion                       (3,430)           -            -               -              -            -      (3,430)
                                        --------      -------      -------         -------        -------      -------    --------
Net income (loss) available for common
  stockholders                          $ (4,101)     $    50      $   129         $   415        $    87      $ 1,107    $ (2,313)
                                        ========      =======      =======         =======        =======      =======    ========

Unaudited pro forma information:
  Net income (loss) before income taxes $   (400)     $    28      $   207         $   415        $   174      $ 1,107    $  1,531
  Provision (benefit) for income taxes       271          (22)          78             165             87          437       1,016
                                        --------      -------      -------         -------        -------      -------    --------
  Net income (loss)                     $   (671)     $    50      $   129         $   250        $    87      $   670    $    515
                                        ========      =======      =======         =======        =======      =======    ========




                              UNITED TRANSNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 4 - Combined Founding Companies (continued)


                       COMBINED FOUNDING COMPANIES For the
                         Six Months Ended June 30, 1995
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    (Audited)



                                          CDG          3D           Film       The Districts of    Salmon      Tricor     Combined
                                        Holding   Distribution     Transit         Lanter        Acquisition   America    Founding
                                         Corp.    Systems, Inc.  Incorporated    Courier Corp.      Corp.        Inc.     Companies
                                        -------   -------------  ------------  ----------------  -----------   -------    ---------
                                                                      (Thousands of dollars)

Net revenues                            $ 66,819      $ 7,422      $11,685         $11,170        $ 8,251      $18,323    $123,670
Cost of delivery                          49,231        5,135        7,865           8,281          6,425       12,900      89,837
                                        --------      -------      -------         -------        -------      -------    --------
  Gross profit                            17,588        2,287        3,820           2,889          1,826        5,423      33,833
Selling, general and
  administrative expenses                 14,498        2,083        3,535           1,953          1,114        3,387      26,570
Amortization of intangible assets          1,256            -            -             191            150           18       1,615
                                        --------      -------      -------         -------        -------      -------    --------
  Operating income                         1,834          204          285             745            562        2,018       5,648
Other income (expense)
  Interest expense                        (2,145)         (38)         (25)              -           (214)        (106)     (2,528)
  Interest income and other, net               -            -           25               -             15           82         122
                                        --------      -------      -------         -------        -------      -------    --------

Income (loss) before income taxes           (311)         166          285             745            363        1,994       3,242
Provision for income taxes                   369           36          111               -            166            -         682
                                        --------      -------      -------         -------        -------      -------    --------
Net income (loss)                           (680)         130          174             745            197        1,994       2,560
  Warrant accretion                       (3,957)           -            -               -              -            -      (3,957)
                                        --------      -------      -------         -------        -------      -------    --------
Net income (loss) available for common
  stockholders                          $ (4,637)     $   130      $   174         $   745        $   197      $ 1,994    $ (1,397)
                                        ========      =======      =======         =======        =======      =======    ========
Unaudited pro forma information:
  Net income (loss) before income taxes $   (311)     $   166      $   285         $   745        $   363      $ 1,994    $  3,242
  Provision (benefit) for income taxes       369           36          111             303            166          810       1,795
                                        --------      -------      -------         -------        -------      -------    --------
  Net income (loss)                     $   (680)     $   130      $   174         $   442        $   197      $ 1,184    $  1,447
                                        ========      =======      =======         =======        =======      =======    ========



Note 5 - Business Combinations

During the second quarter of 1996, the Company completed the acquisition of Statewide Delivery Service, Inc. ("Statewide"), M & R Express, Inc. ("M & R"), Carl Messenger Service, Inc. ("Carl"), and Eddy Messenger Service, Inc. ("Eddy").

Effective April 30, 1996, the Company acquired certain assets and assumed certain liabilities of Statewide. The acquisition was accounted for under the purchase method; as such, the results of operations of Statewide are included in the Company's consolidated financial statements for the period subsequent to its acquisition date. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired is amortized over a period of twenty-five years using the straight-line method.

                              UNITED TRANSNET, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (continued)


Note 5 - Business Combinations (continued)

Effective as of April 30, 1996, the Company acquired certain assets and assumed certain liabilities of M & R. Under the terms of the purchase agreement, the Company may be required to make additional payments beginning in 1997 based on revenues obtained by M & R during the four year period ending April 30, 2000 for services provided to a certain business not previously served by M & R. The acquisition was accounted for under the purchase method; as such, the results of operations of M & R are included in the Company's consolidated financial statements for the period subsequent to its acquisition date. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired is amortized over a period of twenty-five years using the straight-line method. Any future amounts earned by M & R under the terms of the agreement will be recorded as additional cost in excess of the assets acquired.

Effective May 10, 1996, the Company acquired all of the outstanding stock of Carl. The acquisition of Carl was accounted for as a pooling-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of the acquisition prior to its acquisition date, since the effect is not material.

Effective May 14, 1996, the Company acquired all of the outstanding stock of Eddy. Under the terms of the purchase agreement, the Company may be required to make additional payments beginning in 1997 contingent upon Eddy achieving certain revenue levels during the three-year period ending May 14, 1999. The acquisition was accounted for under the purchase method; as such, the results of operations of Eddy's are included in the Company's consolidated financial statements for the period subsequent to its acquisition date. The excess of the purchase price over the estimated fair value of the tangible and identifiable intangible assets acquired is amortized over a period of twenty-five years using the straight-line method. Any future payments earned under by Eddy the terms of the agreement will be recorded as additional costs in excess of the assets acquired.

Consideration for all acquisitions during the second quarter of 1996 aggregated approximately $6.90 million in cash and 285,173 shares of the Company's common stock with a total market value at the time of issuance of approximately $7.4 million with contingent consideration of up to $4.25 million. Total intangible assets recognized in these transactions were approximately $12.3 million.

Set forth below are pro forma combined revenue and income data reflecting the effect of these acquisitions on the Company's results of operations for the six months ended June 29, 1996 and June 30, 1995. The data presented below consist of the income statement data as presented in the Consolidated Statements of Operations and the income data of the companies acquired in the second quarter of 1996, as if the acquisition of such companies were effective as of the first day of the year being reported.

                                        For the Six Months Ended
                                          June 29,     June 30,
                                           1996          1995
                                     (In thousands except share data)

  Net revenues                           $145,860      $134,989
  Net income                                  445         1,088
  Earnings per share                          .05           .13

                              UNITED TRANSNET, INC.
              PART I, ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion of the Company's results of operations and of its liquidity and capital resources should be read in conjunction with the Consolidated Financial Statements of the Company and the related Notes thereto appearing elsewhere in this Quarterly Report. Simultaneously with the closing of the Company's Offering in December 1995, separate wholly-owned subsidiaries of the Company merged with each of the six Founding Companies. Prior to the Mergers, each of the Founding Companies operated as a separate independent entity. For the three and six months periods ended June 30, 1995, the Combined Financial Statements include the accounts of the Founding Companies as if the Founding Companies had always been members of the same operating group without giving effect to the Mergers or the Offering. As a result, combined results may not be comparable to or indicative of future performance.

During the second quarter of 1996, the Company completed the acquisition of four courier operations. The acquired companies consist of the following: Statewide Delivery Service located in Boston, Massachusetts; Carl's Messenger Service located in Baltimore, Maryland; M & R Express Delivery Service headquarted in Hartford Connecticut; and Eddy Messenger Service headquartered in White Plains, New York. The aggregate value of these transactions was approximately $14.30 million, excluding certain contingent payments based on future performance and includes the issuance of 285,173 shares of Common Stock with a value at the time of issuance of approximately $7.40 million and the payment of approximately $6.90 million in cash. The transaction involving Carl Messenger Service was accounted for as a pooling-of-interest; however, the Company's previously reported consolidated financial results have not been restated to include the effect of this transaction, since the effect is not material. Note 5, "Business Combinations," of the Notes to Consolidated Financial Statements, included elsewhere in this report, provides additional information regarding these business combinations. Additionally during the second quarter of 1996, the Company took special charges, on a pre-tax basis, of approximately $1.81 million. The special charges primarily consisted of a $1.41 million accrual of severance cost related to the reduction in staffing throughout the Company as part of its ongoing consolidation of the Founding Companies and approximately $400,000 in expenses related to terminated merger discussions.

The Company reported earnings/(loss) per share for the three and six months ended June 29, 1996 of ($.05) and $.12, respectively. Excluding consideration for the special charges discussed above, the Company would have reported earnings per share of $.06 and $.24, respectively, for the three and six months ended June 29, 1996. Pro forma earnings per share for the three and six months ended June 30, 1995 for the Combined Founding Companies and reflecting income tax provisions as if all of the Founding Companies had been subject to tax was $.07 and $.19, respectively.

Inclusion of Forward Looking Statements

Certain statements in this Quarterly Report which do not pertain to historical facts may be deemed to be forward- looking statements, as defined in the Private Securities Litigation Reform Act of 1995, and therefore may involve risks and uncertainties. Among these risks are that the Company is in a highly competitive business, has little combined operating history, is in the process of integrating its operations (including acquisitions subsequent to the Mergers), and is simultaneously pursuing an aggressive acquisition strategy. There can be no assurance that in its highly competitive business environment, the Company will successfully combine its operations, or achieve anticipated levels of profitability, or that new contracts will increase the Company's revenues as expected. Additionally, there can be no assurance that the Company will consummate proposed acquisitions, or that acquisitions will produce returns that justify the investment therein. There can be no assurance that the events or results described in any forward-looking statement included in this Quarterly Report will occur, and actual events or results may vary materially from those included herein.

Results of Operations

Three Months ended June 29, 1996 and June 30, 1995

     The following table sets forth various items as a percentage of revenues:


                                                 For the Three Months Ended

                                                   June 29,        June 30,
                                                     1996            1995
                                                   --------       ---------
Net revenue                                          100.0%          100.0%
Cost of delivery                                     75.30%          72.65%
                                                   --------        --------
   Gross profit                                      24.70%          27.35%
Selling, general and administrative expenses         23.67%          21.71%
Amortization                                          1.13%           1.27%
                                                   --------        --------
   Operating income (loss)                           (.10)%           4.37%
Interest expense                                      1.12%           2.07%
Interest income and other, net                         .02%            .11%
                                                   --------        --------
   Income (Loss) before income taxes                (1.20)%           2.41%
                                                   ========        ========

Net revenues increased $7.94 million or 12.49% to $71.51 million for the three months ended June 29, 1996 from $63.57 million for the three months ended June 30, 1995. Of this $7.94 million net increase, $3.73 million was attributable to the acquisitions which were previously discussed. The remaining net increase of $4.21 million was primarily attributable to internal growth through additions to the customer base and increases in business with existing customers.

Cost of delivery increased $7.66 million or 16.60% to $53.84 million for the three months ended June 29, 1996 from $46.18 million for the three months ended June 30, 1995. Of this $7.66 million increase, $2.75 million was attributable to acquisitions made by the Company during the second quarter of 1996. Cost of delivery as a percentage of revenues increased to 75.30% for the three months ended June 29, 1996 from 72.65% for the three months ended June 30, 1995. This deterioration in margin was primarily attributable to a 2.20% increase, as a percentage of revenue, in purchased transportation and .90% and .40% increase, as a percentage of revenue, in insurance and accident costs and fuel expense, respectively. These increases were partially offset by a .90% decrease, as a percentage of revenue, in courier payroll expense for 1996. The increase in purchased transportation was due to the increased use of outside agents. The increase in the accrual for insurance and accident costs was based on higher frequency and loss amounts experienced in 1996 as compared to 1995. The increase in fuel expense is due to higher fuel prices experienced throughout the United States.

Selling, general and administrative ("SG & A") expenses increased $3.13 million or 22.67% to $16.93 million for the three months ended June 29, 1996 from $13.80 million for the three months ended June 30, 1995. Of the $3.13 million increase, $1.41 million was attributable to the Company terminating employment agreements with certain officers of the Company during the second quarter of 1996, as discussed previously. Additionally, the Company incurred charges of approximately $400,000 related to terminated merger discussions, as discussed previously. Excluding these special charges, SG & A expenses increased $1.32 million or 9.56% as compared to the three months ended June 30, 1995. Of the $1.32 million increase, approximately $644,000 was attributable to acquisitions. The remaining increase of approximately $676,000 was due to generally increased expenditures and additional payroll expense to support the higher level of revenues and increased administrative costs of operating as a public company. SG & A expenses as a percentage of revenue were 21.70 % for the three months ended June 29, 1996, excluding the special charges, compared to 21.71% for the corresponding period in 1995.

Interest expense decreased to $0.80 million for the three months ended June 29, 1996 from $1.31 million for the three months ended June 30, 1995. The decrease is a result of a decrease of approximately $8.00 million in the average debt outstanding between periods. The decrease in the average balance was due to the use of the Offering proceeds to repay a portion of the indebtedness of the Company.

The effective tax rate was 41.84% for the three months ended June 29, 1996 compared to a pro forma effective tax rate of 66.41% for the three months ended

June 30, 1995. The decrease is the result of relatively constant federal nondeductible items creating a disproportionately higher taxable income for the three months ended June 30, 1995, as compared to the three months ended June 29, 1996.


Six Months ended June 29, 1996 and June 30, 1995

     The following table sets forth various items as a percentage of revenues:


                                                   For the Six Months Ended
                                                   June 29,        June 30,
                                                     1996            1995
                                                   --------       ---------

Net revenue                                          100.0%          100.0%
Cost of delivery                                     74.31%          72.64%
                                                   --------        --------
   Gross profit                                      25.69%          27.36%
Selling, general and administrative expenses         22.20%          21.48%
Amortization                                          1.13%           1.31%
                                                   --------        --------
   Operating income                                   2.36%           4.57%
Interest expense                                      1.04%           2.04%
Interest income and other, net                         .03%            .09%

   Income before income taxes                         1.35%           2.62%
                                                   ========        ========

Net revenues increased $14.10 million or 11.40% to $137.77 million for the six months ended June 29, 1996 from $123.67 million for the six months ended June 30, 1995. Of this $14.10 million net increase, $3.73 million was attributable to acquisitions made by the Company, as previously discussed. Approximately $3.20 million of the increase is due to an acquisition by a Founding Company which occurred in May of 1995. The remaining net increase of $7.17 million was primarily attributable to internal growth through additions to the customer base and increases in business with existing customers.

Cost of delivery increased $12.54 million or 13.96% to $102.38 million for the six months ended June 29, 1996 from $89.84 million for the three months ended June 30, 1995. Of this $12.54 million increase, $2.75 million was attributable to acquisitions made by the Company during the second quarter of 1996. Cost of delivery as a percentage of revenues increased to 74.31% for the six months ended June 29, 1996 from 72.64% for the six months ended June 30, 1995. The deterioration in margin was due to a 2.00% increase, as a percentage of revenues, in purchased transportation costs as a result of an increase in the use of outside agents.

Selling, general and administrative ("SG & A") expenses increased $4.02 million or 15.11% to $30.59 million for the six months ended June 29, 1996 from $26.57 million for the six months ended June 30, 1995. Of the $4.02 million increase, $1.41 million was attributable to the Company terminating employment agreements with certain officers of the Company during the second quarter of 1996, as discussed previously. Additionally, the Company incurred charges of approximately $400,000 related to terminated merger discussions, as discussed previously. Excluding these charges, SG & A expenses increased $2.20 million or 8.29% as compared to the six months ended June 30, 1995.

Of the $2.20 million increase, approximately $644, 000 was attributable to the acquisitions completed in the second quarter of 1996. The remaining increase of approximately $1.56 million in SG & A expenses was due to general increased expenditures and additional payroll expense to support the higher level of revenues and increased administrative costs of operating as a public company. SG & A expenses decreased as a percentage of revenues to 20.89% for the six months ended June 29, 1996, excluding the special charges discussed previously, as compared to 21.48% for the six months ended June 30, 1995.

Amortization of intangibles decreased slightly to $1.55 million for the six months ended June 29, 1996 from $1.62 million for the six months ended June 30, 1995. This decrease is attributable to non-competition agreements being fully amortized at December 31, 1995 which was partially offset by the amortization of intangibles related to the acquisitions completed in second quarter of 1996, discussed previously.

Interest expense decreased to $1.43 million for the six months ended June 29, 1996 from $2.53 million for the six months ended June 30, 1995. The decrease is a result of the decrease of approximately $8.65 million in the average debt outstanding between periods. The decrease in the average balance was due to the use of the Offering proceeds to repay a portion of the indebtedness of the Company.

The effective tax rate was 39.73% for the six months ended June 29, 1996 compared to a pro forma effective tax rate of 55.37% for the six months ended June 30, 1995. The decrease is the result of relatively constant federal nondeductible items creating a disproportionately higher taxable income for the six months ended June 30, 1995, as compared to the six months ended June 29, 1996.


Liquidity and Capital Resources

During the six months ended June 29, 1996, net cash used by operating activities was $4.45 million. Cash used in investing activities was $13.16 million, which primarily consisted of funds used for the acquisition of four companies during the second quarter of 1996, as discussed previously. Cash provided by financing activities was $16.91 million which primarily consisted of the net proceeds from the issuance of common stock totaling $6.18 million, net of interest and underwriting discounts and commissions, and the issuance of 226,921 shares of Common stock with a market value at the time of issuance of approximately $5.90 million and an increase in the line of credit of $6.43 million. The proceeds from the issuance of 226,921 shares of Common Stock and the increase in the line of credit were used primarily to finance the three acquisitions accounted for under the purchase method of accounting, Statewide, M & R and Eddy.

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

The Credit Agreement provides for a revolving line of credit of $50.0 million which terminates and, at the Company's election, converts to a term facility on December 20, 1998, whereupon the outstanding indebtedness will be fully amortized and repaid over the succeeding three years. Under the Credit Agreement, First Union (for itself and as an agent for other participating lenders) holds a first priority security interest on the Company's and its subsidiaries' accounts and accounts receivable, a negative pledge with respect to the Company's and its subsidiaries' remaining assets and a pledge of the stock of the Company's subsidiaries. Also, successive borrowings by the Company will be subject to the continued accuracy of certain representations and warranties set forth in the Credit Agreement.

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

The Credit Agreement contains certain operational and financial covenants and other restrictions with which the Company must comply. These covenants include, among others, maintenance of business, compliance with laws and agreements and limitations on additional indebtedness, encumbrances, advances, investments and sales of assets, as well as requirements to maintain certain financial ratios. In particular, lender consent is required for acquisitions, except for acquisitions of businesses substantially in the business of the Company and its subsidiaries if the consideration does not exceed cash in excess of $5.0 million in cash or cash and other consideration in excess of $10.0 million (which limits will be reduced during the period prior to January 1, 1997 if certain financial tests are not met).

The Company had approximately $29.46 million in total funded debt as of August 7, 1996, and as of that date approximately $4.69 million was available for borrowing under the Credit Agreement based upon pro forma leverage ratios after giving effect to the sale of approximately $6.18 million of Common Stock pursuant to the underwriters' overallotment option which was exercised in January 1996.

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

                              UNITED TRANSNET, INC.
                           PART II - OTHER INFORMATION



PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

                  On May 8, 1996, an employee working in the Company's Southeast region filed suit against the Company in the Circuit Court for Hillsborough County, Florida. The Company has removed the case to the United States District Court for the Middle District of Florida. The complaint challenges the plaintiff's noncompetition agreement and alleges retaliatory treatment by the Company in violation of Florida's "whistleblower" statute. The plaintiff seeks unspecified damages comprising front pay, compensation for lost wages, benefits and other remuneration, compensatory and punitive damages, and declaratory relief relating to his noncompetition agreement. The Company has filed a motion to dismiss the claim relating to the Florida "whistleblower" statute, and is preparing to answer the balance of the complaint and respond to discovery requests. The Company believes the plaintiff's claims are without merit and will vigorously defend the action.

Item 2.           Changes in Securities - None

Item 3            Defaults Upon Senior Securities - None

Item 4.           Submission of Matters to a Vote of Security Holders

                  On May 7, 1996, the Company held its annual meeting of stockholders. The following sets forth a brief description of each matter which was acted upon, as well as the votes cast for, against or withheld for each such matter, and, where applicable, the number of abstentions and broker non-votes for each matter:

1. Election of Directors
                                              Votes         Votes     Authority
                  Name of Director             For         Against    Withheld

                  Philip A. Beylew            7,616,864       --        2,200
                  Guilbert L. Brandon, Jr.    7,335,839       --      283,225
                  Craig H. Deery              7,616,864       --        2,200
                  Carolyn Draper              7,616,864       --        2,200
                  John B. Ellis               7,616,864       --        2,200
                  Habib Y. Gorgi              7,616,864       --        2,200
                  Charles A. Krause           7,616,864       --        2,200
                  Steven W. Lanter            7,616,864       --        2,200
                  Chee B. Louie               7,616,864       --        2,200
                  James G. Salmon             7,616,864       --        2,200





                  2. Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to require that certain "fair price" and procedural conditions be observed by any party which acquires more than ten percent of the Company's Common Stock to accomplish a merger or other business combination without the approval of the Board of Directors:

                                    Votes For:                6,129,231
                                    Votes Against:            1,071,200
                                    Abstentions:                 44,842
                                    Broker Non-Votes:           373,791

                  3. Approval of an amendment to the Company's 1995 Stock Incentive Plan (the "1995 Plan") to increase the number of shares authorized for issuance thereunder from 110,000 to 625,000:

                                    Votes For:                6,537,781
                                    Votes Against:              702,680
                                    Abstentions:                  4,812
                                    Broker Non-Votes:           373,791

                  4. Approval for amendment to the 1995 Plan to limit the number of shares of Common Stock for which options or other rights may be granted to 100,000 per participant per year:

                                    Votes For:                7,251,948
                                    Votes Against:               46,580
                                    Abstentions:                 15,122
                                    Broker Non-Votes:           305,414

                  5. Approval of the Company's 1996 Stock and Option Plan for Non-Employee Directors:

                                    Votes For:                7,187,801
                                    Votes Against:               51,660
                                    Abstentions:                  5,812
                                    Broker Non-Votes:           373,791

                  6. Approval of an amendment to the Company's Amended and Restated Certificate of Incorporation to authorize the Board of Directors to grant a committee or committees of the Board of Directors the power to issue shares of the Company's capital stock:

                                    Votes For:                6,878,831
                                    Votes Against:              362,580
                                    Abstentions:                  3,862
                                    Broker Non-Votes:           373,791

                  7. Ratification of the selection by the Board of Directors of Price Waterhouse LLP as the Company's independent auditors for 1996:

                                    Votes For:                7,569,834
                                    Votes Against:               46,680
                                    Abstentions:                  2,550


Item 5.           Other Information - None

Item 6.           Exhibits and Reports on Form 8-K

                  a.   The exhibits filed as part of this Report are as follows:

                       11       Statement Re Computation of Per Share Earnings

                       27       Financial Data Schedules

                  b.       Reports on Form 8-K

                           The Registrant filed a Current Report on Form 8-K on April 15, 1996 announcing that the Company had entered into a credit agreement with First Union National Bank of Georgia (for itself and as agent for other participating lenders) pursuant to which the Company may borrow up to $50.00 million.

                           The Registrant filed a Current Report on Form 8-K on May 23, 1996 announcing that a wholly-owned subsidiary of the Company merged with Eddy Messenger Service, Inc.

                              UNITED TRANSNET, INC.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Date:   August 12, 1996





                                            UNITED TRANSNET, INC.
                                            Registrant





                                    By:     /s/ Ronald J. Barowski
                                            Ronald J. Barowski
                                            Executive Vice President and
                                             Chief Financial Officer

                              UNITED TRANSNET, INC.


                                INDEX TO EXHIBITS





    Exhibit Number     Description                                       Page
    ---------------

          11           Statement Re Computation of Per Share Earnings      20

          27           Financial Data Schedules                            21